Form 10QSB
period 2005-03-31
Expleo Solutions, Inc.
filed 2006-12-07
CIK 1231072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2005

            Commission file Number                   000-50896


                            Expleo Solutions, Incorporated

	   (Exact name of registrant as specified in its charter)


            Florida          000-50896               37-1461362
(State or other          (Commission File No.)  (IRS Employer ID No.)
jurisdiction
of incorporation)


                            1415 W. 22nd Street
                                 Tower Floor
                            Oak Brook, IL 60523
                   (Address of principal executive offices)


                               920-207-7772
               (Registrant's telephone number, including area code)

                       Kohler Capital I, Corporation
                            1415 W. 22nd Street
                                Tower Floor
                           Oak Brook, Il 60523

      (Former name or former address, if changed since last report.)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, No Par Value - 2,000,000 shares as of March 31, 2005.

                           FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY EXPLEO SOLUTIONS, INC. (THE "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10QSB AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES
NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.



RISK FACTORS

1. The majority control by the Company's Principal Shareholders, Officers and Directors may negatively impact the operation of the Company.

The Company's principal shareholders, officers and directors will beneficially own ninety-two percent (92%) of the Company's Common Stock. As a result, such persons will have the ability to control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in control of the Company. See "Principal Stockholders."

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

The Company's President and all current shareholders own all of the issued and outstanding stock of three (3) additional corporations (Kohler
Capital II, III, and IV) which are shell companies formed May 7, 2001. (See "Item 5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with Kohler Capital II, III and IV in seeking merger candidates.

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

The Company was formed in May of 2001 for the purpose of registering its common stock under the 1934 Act and acquiring a business opportunity. The Company has no operating history, revenues from operations, or assets other than cash from private sales of stock. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.


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

Of the total 2,000,000 shares of common stock held by present stockholders of the Company, 1,833,000 shares were issued pursuant to Rule 701 and may become available for resale under Rule 144 at some future time. However, recent correspondence directed from the Commission to the NASD suggests that Rule 144 sales by affiliates or their successors/assigns will generally not be afforded an opportunity to rely on Rule 144 for "safe harbor" re-selling under such rule and will most likely only be able to transfer such securities pursuant to an effective registration statement filed under the Securities Act of 1933 (the "Act").

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


- - - - ------------------------------------------------------------------

- - - - ------------------------------------------------------------------




ITEM 1.  FINANCIAL STATEMENTS



                               EXPLEO SOLUTIONS, INC.
                           (A Development Stage Enterprise)

                                FINANCIAL STATEMENTS

                     THREE MONTHS ENDED MARCH 31, 2005 AND 2004










                                    EXPLEO SOLUTIONS, INC.
                                  (A Development Stage Company)
                                           BALANCE SHEET
                                          MARCH 31, 2005
                                            (Unaudited)


ASSETS

  CURRENT ASSETS
  Cash                                               $      -



LIABILTIES AND
STOCKHOLDERS' (DEFICIT)

  CURRENT LIABILITIES
  Advances from affiliates                           $ 10,000
  Accounts payable and
  accrued expenses                                        950
  Total current liabilites                             10,950

  STOCKHOLDERS' (DEFICIT)
  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued and outstanding,                              -

  Common stock, no par value,
  50,000,000 shares authorized,
  2,000,000 shares issued and
  outstanding                                           2,000

  Additional paid in capital                           15,000

  (Deficit) accumulated during
  the development stage                               (27,950)

                                                      (10,950)

                                                     $      -






                                               EXPLEO SOLUTIONS, INC.
                                           (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005,
                                   AND FOR THE PERIOD FROM INCEPTION (MAY 7, 2001)
                                                TO MARCH 31, 2005
                                                    (Unaudited)




                                          Three Months           Three Months
                                          Ended                  Ended                 Inception to
                                          March 31,              March 31,             March 31,
                                          2004                   2005                  2005


REVENUE
  Net sales                              $      -                $       -               $      -

OPERATING COSTS
AND EXPENSES
  General and administrative                6,000                    5,500                 27,950

Net (LOSS)                               $ (6,000)               $  (5,500)              $(27,950)

PER SHARE INFORMATION
(basic and fully diluted)

Weighted average common
shares outstanding                        2,000,000               2,000,000


(Loss) per share                         $ (0.00)                $  (0.00)







                                                   EXPLEO SOLUTIONS, INC.
                                               (A Development Stage Company)
                                                   STATEMENTS OF CASH FLOWS
                                         THREE MONTHS ENDED MARCH 31, 2004 AND 2005
                              AND THE PERIOD FROM INCEPTION (MAY 7, 2001) TO MARCH 31, 2005
                                                        (Unaudited)


                                         Three Months           Three Months
                                         Ended                  Ended               Inception to
                                         March 31,              March 31,           March 31,
                                         2004                   2005                2005

Cash flow from operations:
  Net cash (used in)
  operating activities                    $   -                  $   -               $   (182)

Cash flows from investing
activities:
  Net cash provided by
  investing activities                        -                      -                      -

Cash flows from financing
activities:
Common shares issued for cash                 -                      -                    182
  Net cash provided by
  financing activities                        -                      -                    182

Increase in cash                              -                      -                      -

Cash- beginning of period                     -                      -                      -

Cash- end of period                       $   -                  $   -                $     -

Supplemental Cash Flow
Disclosures:
Cash paid for:
 Interest                                 $   -                  $   -                $     -
 Income taxes                             $   -                  $   -                $     -






                                   Expleo Solutions, Inc.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       March 31, 2005
                                         (Unaudited)
(1)	Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2004, including notes thereto.

(2)	Earnings Per Share

The Company calculates  net income (loss) per share as required by SFAS
No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

(3)	Stockholders' (Deficit)

During June 2003 the Company issued 618,000 shares of common stock to affiliates for services valued at $618 which approximates the fair market value of the common shares issued.


In addition, during June 2003 the Company issued 182,000 shares of common stock for cash aggregating $182.

During the three months ended March 31, 2004 and 2005, affiliates contributed services valued at $1,500 and $1,500 to the capital of the Company.

(4)	Related Party Transactions

During the three months ended March 31, 2004 and 2005, affiliates paid accounts payable aggregating $4,500 and $4,000 on behalf of the Company. These amounts are included in due to affiliates at March 31, 2005.

(5)	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2005, the Company incurred a net loss of $5,500 and has working capital and stockholder deficits of $10,950 at March 31, 2005. In addition, the Company has no significant revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                             Expleo Solutions, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MARCH 31, 2005

=====================================
THREE MONTHS ENDING MARCH 31, 2005
=====================================

The following information should be read in conjunction with the historical financial information and the notes thereto included in Item 1 of this Quarterly Report.

NEW ACCOUNTING PRONOUNCEMENTS


In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS
No. 123 (R)"), which is a revision of SFAS No. 123.  SFAS
No. 123 (R) supersedes APB Opinion No. 25, Accounting for
Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cashflows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005, or effective January 1, 2006 for the Company. The Company does not expect that SFAS No. 123(R) will have a material effect on future financial statements.

Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 151 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152) was issued in December 2004 and becomes effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 152 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS 153) was issued in December 2004 and becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS 153 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not expect that SOP 04-2 will have any effect on future financial statements.



General

     The Registrant intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. The Registrant has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report.


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

     The Company has filed a registration statement on a voluntary basis because the primary attraction of the Registrant as a merger partner or acquisition vehicle will be its status as an SEC reporting company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Registrant.

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

     The Company's officer and shareholders have verbally agreed that they will advance to the Company additional limited funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. These persons have further agreed that such advances will be made in proportion to each person's percentage ownership of the Company. These persons have also agreed that such advances will be made interest free without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such advances. Such repayment will in no way be a condition to the selection of a target company. There is no dollar cap on the amount of money which such persons will advance to the Company. The Company will not borrow any funds from anyone other than its current shareholders for the purpose of repaying advances made by the shareholders, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

     The Balance Sheet as of 03/31/2005 reflects $0, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $0 in assets, and a Deficit accumulated during the development stage of ($27,950). The Company has also incurred a net loss to date of ($27,950).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2005, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2005, through March 31, 2005, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

     For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

                          PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

          Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


ITEM 2.  Changes in Securities

          None



ITEM 3.    Controls and Procedures.

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


ITEM 4.  Defaults Upon Senior Securities

          None


ITEM 5.  Submission of Matters to a Vote of Security Holders

          None

ITEM 6.  Other Information

          None

ITEM 7.  Exhibits and Reports on Form 8 K

         a.  Exhibits

         b.  Reports on Form 8 K

             None

INDEX TO EXHIBITS




EXHIBIT      NO      DESCRIPTION




#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares;

#           23.1     Consent of Gerard Werner, Esq.;

x           31.1     Certification pursuant to Sarbanes-Oxley Act;

x           32.1     Certification pursuant to Sarbanes-Oxley Act;

x           99.1     Safe Harbor Compliance Statement

_______________________
x     Filed herewith.

# Incorporated by reference from the Registrant's Registration Statement filed on Form 10-SB on or about April 14, 2000.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           Expleo Solutions, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: October 24, 2006                  By: Gerard Werner, Esq.
                                        Title: President





                                EXHIBIT 31.1

                                  CERTIFICATION

I, Gerard Werner, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Expleo
Solutions, Inc.,;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respectsthe financial condition, results of operations and cash flows of the smallbusiness issuer as of, and for, the periods presented in this report;

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


Date:  October 24, 2006               /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                    Exhibit 32.1

                            EXPLEO SOLUTIONS, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Expleo Solutions, Inc.,
(the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Gerard M. Werner
- - - ------------------------
Gerard M. Werner
Chief Executive Officer
October 24, 2006






EXHIBIT 99.1

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                        SAFE HARBOR COMPLIANCE STATEMENT
                         FOR FORWARD-LOOKING STATEMENTS

     In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z-2 and 78u-5 (Supp. 1996), Congress encouraged public companies to make "forward-looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward-looking statements. Expleo Solutions, Inc., ("Expleo" or the "Company") intends to qualify both its written and oral forward-looking statements for protection under the Reform Act and any other similar safe harbor provisions.

     "Forward-looking statements" are defined by the Reform Act. Generally, forward-looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward-looking statements of Expleo. The
Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward-Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, Expleo undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

     Expleo provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward-looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include the disclosures contained in the Quarterly Report on Form 10-QSB to which this statement is appended as an exhibit and also include the following:

FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY Expleo Solutions, Inc., (HEREINAFTER REFERRED TO AS "EXPLEO" AND/OR
"COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF
1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2
AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF EXPLEO AND MEMBERS OF ITS
MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE
BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY
FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10QSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

RISK FACTORS


1. The majority control by the Company's Principal Shareholders, Officers and Directors may negatively impact the operation of the Company.

The Company's principal shareholders, officer and director will beneficially own ninety-eight percent (98%) of the Company's Common Stock. As a result, such person will have the ability to control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in control of the Company. See "Principal Stockholders."

2. Conflicts of interest between the Company and its officer and director may impede the operational ability of the Company.

Certain conflicts of interest exist between the Company and its officer and director. He has other business interests to which he devotes his time and attention, and he may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with his fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

The Company's President and all current shareholders own all of the issued and outstanding stock of three (3) additional corporations (Kohler
Capital II-IV) which are shell companies formed May 7, 2001.  (See "Item
5. Directors, Executive Officers, Promoters, and Control Persons---Other Blind Pool Activities.") Thus, the Company may be in competition with Kohler Capital II-IV in seeking merger candidates.

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

The Company was formed in May of 2001 for the purpose of registering its common stock under the 1934 Act and acquiring a business opportunity. The Company has no operating history, revenues from operations, or assets other than cash from private sales of stock. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

Of the total 2,000,000 shares of common stock held by present stockholders of the Company, 1,833,000 shares were issued pursuant to Rule 701. However, recent correspondence directed from the Commission to the NASD suggests that Rule 144 sales by affiliates or their successors/assigns will generally not be afforded an opportunity to rely on Rule 144 for "safe harbor" re-selling under such rule and will most likely only be able to transfer such securities pursuant to an effective registration statement filed under the Securities Act of 1933 (the "Act").

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