Form 10QSB
period 2005-06-30
Expleo Solutions, Inc.
filed 2006-12-07
CIK 1231072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2005

            Commission file Number                   000-50896


                              EXPLEO SOLUTIONS, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     FLORIDA
                (State or Other Jurisdiction of Incorporation)



                000-50896                              37-1461362
        (Commission File Number)         (I.R.S. Employer Identification Number)



 Regency Towers, 1415 West 22nd Street,
 Tower Floor, Oak Brook, IL                                 60523
 (Address of principal executive offices)                 (Zip Code)


                   Issuer's telephone number:   (630)-684-2300


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

Common Stock, No Par Value - 2,000,000 shares as of June 30, 2005.

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


- - - - ------------------------------------------------------------------

- - - - ------------------------------------------------------------------




ITEM 1.  FINANCIAL STATEMENTS



                               EXPLEO SOLUTIONS, INC.
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS

                     THREE MONTHS ENDED JUNE 30, 2005 AND 2004










                                      EXPLEO SOLUTIONS, INC.
                                  (A Development Stage Company)
                                           BALANCE SHEET
                                          JUNE 30, 2005
                                            (Unaudited)


ASSETS

  CURRENT ASSETS
  Cash                                               $      -



LIABILTIES AND
STOCKHOLDERS' (DEFICIT)

  CURRENT LIABILITIES
  Advances from affiliates                           $ 10,000
  Accounts payable and
  accrued expenses                                        950
  Total current liabilites                             10,950

  STOCKHOLDERS' (DEFICIT)
  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued and outstanding,                              -

  Common stock, no par value,
  50,000,000 shares authorized,
  2,000,000 shares issued and
  outstanding                                           2,000

  Additional paid in capital                           16,500

  (Deficit) accumulated during
  the development stage                               (29,450)

                                                      (10,950)

                                                     $      -






                                               EXPLEO SOLUTIONS, INC.
                                           (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                  THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2005,
                                   AND FOR THE PERIOD FROM INCEPTION (MAY 7, 2001)
                                                TO JUNE 30, 2005
                                                    (Unaudited)




                                      Three Months    Three Months   Six Months     Six Months
                                      Ended           Ended          Ended          Ended           Inception to
                                      June 30,        June 30,       June 30,       June 30,        June 30,
                                      2004            2005           2004           2005            2005


REVENUE
  Net sales                           $    -          $    -         $    -         $    -          $    -

OPERATING COSTS
AND EXPENSES
  General and administrative            1,500          1,500           7,500          7,000           29,450

Net (LOSS)                            $(1,500)        $(1,500)       $(7,500)       $(7,000)        $(29,450)

PER SHARE INFORMATION
(basic and fully diluted)

Weighted average common
shares outstanding                    2,000,000       2,000,000      2,000,000      2,000,000


(Loss) per share                      $ (0.00)         $ (0.00)       $ (0.00)       $ (0.00)







                                                   EXPLEO SOLUTIONS, INC.
                                               (A Development Stage Company)
                                                   STATEMENTS OF CASH FLOWS
                                         SIX MONTHS ENDED JUNE 30, 2004 AND 2005
                              AND THE PERIOD FROM INCEPTION (MAY 7, 2001) TO JUNE 30, 2005
                                                        (Unaudited)


                                         Six Months             Six Months
                                         Ended                  Ended               Inception to
                                         June 30,               June 30,            June 30,
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






                                   Expleo Solutions, Inc.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       June 30, 2005
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


In addition, during June 2003 the Company issued 182,000 shares of common stock for cash aggregating $182.

During the six months ended June 30, 2004 and 2005, affiliates contributed services valued at $3,000 and $3,000 to the capital of the Company.

(4)	Related Party Transactions

During the six months ended June 30, 2004 and 2005, affiliates paid accounts payable aggregating $4,500 and $4,000 on behalf of the Company. These amounts are included in due to affiliates at June 30, 2005.

(5)	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2005, the Company incurred a net loss of $7,000 and has working capital and stockholder deficits of $10,950 at June 30, 2005. In addition, the Company has no significant revenue generating operations.

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






ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                             Expleo Solutions, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


JUNE 30, 2005

=====================================
THREE MONTHS ENDING JUNE 30, 2005
=====================================

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

     The Balance Sheet as of 06/30/2005 reflects $0, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $0 in assets, and a Deficit accumulated during the development stage of ($29,450). The Company has also incurred a net loss to date of ($29,450).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2005, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2005, through June 30, 2005, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           Expleo Solutions, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: October 31, 2006                  By: Gerard Werner, Esq.
                                        Title: President





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


Date:  October 31, 2006               /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                    Exhibit 32.1

                              EXPLEO SOLUTIONS, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Expleo Solutions, Inc.,
(the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Gerard M. Werner
- - - ------------------------
Gerard M. Werner
Chief Executive Officer
October 31, 2006






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