Form 10KSB
period 2005-12-31
Expleo Solutions, Inc.
filed 2006-12-07
CIK 1231072

FORM 10-KSB

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005

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



      (Former name or former address, if changed since last report.)

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

The aggregate market value of the 167,000 shares of Common Stock held by non-affiliates was $0.00 as of December 31, 2005. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of December 31, 2005, 2,000,000 shares of the issuer's Common
Stock were outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2005, reflects a current asset value of $0, and a total asset value of $0.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the calendar year 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2005, the Company incurred a net loss of $32,450. In addition, the Company has no significant assets or revenue generating operations and has working capital and stockholder deficits at December 31, 2005 of $10,950.

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

                                     PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

Compliance with Section 16(a) of the Securities Exchange Act of 1934
- - - - - --------------------------------------------------------------
Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 2005 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with on a timely basis.

Committees of the Board
- - - - - -----------------------------------
The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

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


THE DIRECTORS

The following table sets forth the ages of and positions and offices presently held by each director of the Company.


Name                 Age             Positions Held and Tenure



Gerard Werner         34              President and Director since
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


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 2005, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.



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

With respect to financial and other information relating to the Company, Gerard Werner, Esq., 2208 Pershing Avenue, Sheboygan, WI 53083, will file annual and periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Copies of such reports may be inspected by anyone without charge at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Room 1024, Washington D.C. 20549, and copies may be obtained from the Commission at prescribed rates. In addition, the Company will provide without charge, upon the request of any stockholder, a copy of its Annual Report on Form 10-KSB for the calendar year ended December 31, 2005, to be filed with the Commission. Any such requests should be directed to the President of the Company, 2208 Pershing Avenue, Sheboygan, WI 53083.

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


			Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB will total US $10,000 (2004- $4,500)

(b) Audit-Related Fees

During fiscal 2005 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise (2004 - $nil)

(c) Tax Fees

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. In fiscal 2005 we will pay $0 (2004- $nil)

(d) All Other Fees

During fiscal 2005 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c) (2004 - $nil)

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

EXPLEO SOLUTIONS, INC.

By:  /s/ Gerard M. Werner

________________________________
GERARD M. WERNER,
Chairman and President

Date: November 6, 2006


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



SIGNATURE             TITLE                 DATE
- - - - - -----------------------------------------------------------

/s/ Gerard Werner      Director, Secretary    November 6, 2006



                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                        --------------------------

                                 EXHIBITS

                                    TO

                                FORM 10-KSB

                       ---------------------------


                          EXPLEO SOLUTIONS, INC.

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


EXPLEO SOLUTIONS, INC.





CONSENT OF COUNSEL

I hereby consent to the incorporation by reference in this Annual Report on Form 10-KSB of my consent dated November 1, 2004, appearing in the Kohler Capital I, Corporation, Amendment No. 2 to the Form 10SB12G filed
November 1, 2004. I also consent to the reference tomes under the heading "Exhibits" in such Registration Statement.

GERARD WERNER, Esq.

/s/ Gerard Werner, Esq.

By:  President


Sheboygan, WI




Expleo Solutions, Inc.
Table of Contents



Report of Independent Auditors

Balance Sheet

Statements of Operations

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Expleo Solutions, Inc.

We have audited the accompanying balance sheet of Expleo Solutions, Inc., (A Development Stage Company) as of
December 31, 2005, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2005 and 2004, and the period from inception (May 7, 2001) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Expleo Solutions, Inc., (A Development Stage Company) as of
December 31, 2005, and results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the period from inception (May 7, 2001) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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



Stark Winter Schenkein & Co., LLP


Denver, Colorado
October 3, 2006



                           EXPLEO SOLUTIONS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                            DECEMBER 31, 2005


                                          ASSETS

CURRENT ASSETS
   Total current assets                                         $   -


LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES

 Advances from affiliates                                       $ 10,000
 Accounts payable and accrued expenses                               950

 Total current liabilities                                        10,950


STOCKHOLDERS' (DEFICIT)

  Preferred Stock, no par value, 10,000
   shares authorized, none issued and outstanding
  Common Stock, no par value, 50,000,000
   shares authorized, 2,000,000 shares
   issued and outstanding                                          2,000
  Additional paid in capital                                      19,500
  (Deficit) accumulated during the development stage             (32,450)
                                                                 (10,950)





See the accompanying notes to the financial statements.


       F2

                                 EXPLEO SOLUTIONS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS
                   THE YEARS ENDED DECEMBER 31, 2004, AND DECEMBER 31, 2005,
               AND THE PERIOD FROM INCEPTION (MAY 7, 2001) TO DECEMBER 31, 2005


                                         Year Ended           Year Ended        Inception to
                                         December 31,         December 31,      December 31,
                                            2005                 2004              2005




REVENUE
 Net sales                                     $     -             $     -           $     -


OPERATING COSTS AND EXPENSES
 General and administrative                     10,000               11,450             32,450

NET (LOSS)                                    $(10,000)            $(11,450)          $(32,450)


PER SHARE INFORMATION
(basic and fully diluted)
  Weighted average number of
  common shares outstanding                    2,000,000           2,000,000

(Loss) per share                               $ (0.01)            $ (0.01)

See the accompanying notes to the financial statements.



                              EXPLEO SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' (DEFICIT)
               PERIOD FROM INCEPTION (MAY 7, 2001) TO DECEMBER 31, 2005




                                                                           (Deficit)
                                                                          Accumulated
                                                                          During the
                                  Common Stock            Additional      Development
                              Shares       Amount       Paid in Capital      Stage         Total


Balance at Inception              -           $    -          $   -           $    -         $    -
Common shares issued for
services at inception
at $.001 per share              1,200,000       1,200                                           1,200
Contributed services                                              500                             500
Net (loss) for the period                                                       (1,700)        (1,700)
Balance December 31, 2001       1,200,000       1,200             500           (1,700)


Contributed services                                            1,000                           1,000
Net (loss) for the year                                                         (2,500)        (2,500)
Balance December 31, 2002       1,200,000       1,200           1,500           (4,200)        (1,500)


Common shares issued for
services at $.001 per share       618,000         618                                             618
Common shares issued for
cash at $.001 per share           182,000         182                                             182


Contributed services                                            6,000                           6,000
Net (loss) for the year                                                         (6,800)        (6,800)
Balance December 31, 2003       2,000,000      $2,000           7,500          (11,000)        (1,500)


Contributed services                                            6,000                           6,000
Net (loss) for the year                                                        (11,450)       (11,450)
Balance December 31, 2004       2,000,000      $2,000         $13,500         $(22,450)       $(6,950)

Contributed services                                            6,000                           6,000
Net (loss) for the year                                                        (10,000)       (10,000)
Balance December 31, 2005       2,000,000      $2,000         $19,500         $(32,450)       (10,950)




See the accompanying notes to the financial statements.



   		               EXPLEO SOLUTIONS, INC.
		          (A DEVELOPMENT STAGE COMPANY)
			     STATEMENT OF CASH FLOWS
           THE YEARS ENDED DECEMBER 31, 2005, AND DECEMBER 31, 2004, AND
         THE PERIOD FROM INCEPTION (MAY 7, 2001) TO DECEMBER 31, 2005




                                                   Year ended        Year ended         Inception to
                                                   December 31,      December 31,       December 31,
                                                      2005              2004               2005

Cash flow from operations:
Net (loss)                                              $ (10,000)         $(11,450)          $(32,450)
Adjustments to reconcile net (loss) to net
 cash provided by operating activities:
Common shares issued for services                                                               1,818
Contribution of services to capital                         6000             6,000             19,500
Payment of expenses by affiliates                           4000             4,500             10,000
Changes in assets and liabilities:
Increase in accrued expenses                                                   950                950
Net cash (used in) operating activities                                         -                (182)

Cash flows from investing activities:
 Net cash provided by investing activities                    -                 -                  -

Cash flows from financing activities:
Common shares issued for cash                                                                     182
 Net cash provided by financing activities                                      -                 182

Increase (decrease) in cash                                   -                 -                  -

Cash- beginning of period                                     -                 -                  -

Cash- end of period                                         $ -               $ -                $ -


Supplemental Cash Flow Disclosures:
Cash paid for:
 Interest                                                   $ -               $ -                $ -
 Income taxes                                               $ -               $ -                $ -


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on May 7, 2001 in the State of Florida and is in the development stage. The Company is classified as a blank check company and intends to locate suitable entities with which to merge. The Company has chosen December 31, as a year-end and has had no significant activity from inception to December 31, 2005.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, which clarifies that the term 'conditional asset retirement obligation' as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.
FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company does not believe that FIN 47 will have a material impact on its financial position or results from operations.

 In August 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

New pronouncements

SFAS 155 - 'Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140'

This Statement, issued in February 2006, amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

This Statement:
a.	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation
b.	Clarifies which interest-only strips and principal-only strips are not
	subject to the requirements of Statement 133
c.	Establishes a requirement to evaluate interests in securitized financial
	assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation
d.	Clarifies that concentrations of credit risk in the form of subordination
	are not embedded derivatives
e.	Amends Statement 140 to eliminate the prohibition on a qualifying
	special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of our first fiscal year that begins after September 15, 2006.

The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

The Company is currently reviewing the effects of adoption of this statement but it is not expected to have a material impact on our financial statements. SFAS 156 - 'Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140'
This Statement, issued in March 2006, amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability
	each time it undertakes an obligation to service a financial asset by
	entering into a servicing contract in certain situations.
2.	Requires all separately recognized servicing assets and servicing
	liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose either the amortization method or the fair
	value measurement method for each class of separately recognized servicing
	assets and servicing liabilities.
4.	At its initial adoption, permits a one-time reclassification of
	available-for-sale securities to trading securities by entities with
	recognized servicing rights, without calling into question the treatment of
	other available-for-sale securities under Statement 115, provided that the
	available-for-sale securities are identified in some manner as offsetting
	the entity's exposure to changes in fair value of servicing assets or
	servicing liabilities that a servicer elects to subsequently measure at
	fair value.
5.	Requires separate presentation of servicing assets and servicing
	liabilities subsequently measured at fair value in the statement of
	financial position and additional disclosures for all separately recognized
	servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on our financial statements.





Note 2. STOCKHOLDERS' (DEFICIT)

At inception, the Company issued 1,200,000 shares of its common stock for services provided to the Company, to certain officers. These shares have been valued at $1,200 ($.001 per share), which approximates the fair value of the services provided. Accordingly, the Company has recorded a charge to operations of $1,200 during the period.

During the period from inception to December 31, 2005, the year ended
December 31, 2005 and the year ended December 31, 2004 affiliates contributed services valued at $19,000, $6,000 and $6,000 respectively to the capital of the Company.

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
	     -

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $12,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2024. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2005 and the change in the valuation allowance was approximately $1,000 in 2005. The principal difference between the net operating loss for financial reporting purposes and income tax purposes results from the common shares issued for services and the contributed services.

Note 4. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2003, 2004, and 2005 affiliates paid expenses aggregating $1,500, $4,500, and $4,000 respectively on behalf of the Company which have been recorded as advances from affiliates.

Note 5. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2005, the Company incurred a net loss of $32,450. In addition, the Company has no significant assets or revenue generating operations and has working capital and stockholder deficits at December 31, 2005 of $10,950.

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


	The following table documents the current involvement of Gerard Werner with each shell company (please see Item 2 below for elaboration):


NORTH SHORE CAPITAL II and EXPLEO SOLUTIONS, INC.

     			  	      NSC II, Inc. 	        EXPLEO


Gerard Werner's	                      President                 President
Titles 		          	      Director	                Director


Gerard Werner's 	         	  97.89%           	     20.00%
Equity %

Filing Type		               10-SB12G/A	  	     10-SB12G/A

SEC File No.  	                 	   0-30295	    	      0-50896

Percentage time 	         	   12.5%	   	      12.5%
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






                                   EXHIBIT 31.1

                                  CERTIFICATION

I, Gerard Werner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Expleo
Solutions, Inc.;

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


Date:  November 6, 2006             /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                 Exhibit 32.1


                              EXPLEO SOLUTIONS, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Expleo Solutions, Inc., (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/Gerard M. Werner
- - ------------------------
Gerard M. Werner
Chief Executive Officer
November 6, 2006