Form 10QSB
period 2006-03-31
Expleo Solutions, Inc.
filed 2006-12-07
CIK 1231072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2006

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

Common Stock, No Par Value - 2,000,000 shares as of March 31, 2006.

                           FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY EXPLEO SOLUTIONS, INC., (THE "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

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


- - - - ------------------------------------------------------------------

- - - - ------------------------------------------------------------------




ITEM 1.  FINANCIAL STATEMENTS



                                 EXPLEO SOLUTIONS, INC.
                           (A Development Stage Enterprise)

                                FINANCIAL STATEMENTS

                     THREE MONTHS ENDED MARCH 31, 2006 AND 2005










                                      EXPLEO SOLUTIONS, INC.
                                  (A Development Stage Company)
                                           BALANCE SHEET
                                          MARCH 31, 2006
                                            (Unaudited)


ASSETS

  CURRENT ASSETS
  Cash                                               $      -



LIABILTIES AND
STOCKHOLDERS' (DEFICIT)

  CURRENT LIABILITIES
  Advances from affiliates                           $ 10,000
  Accounts payable and
  accrued expenses                                        950
  Total current liabilites                             10,950

  STOCKHOLDERS' (DEFICIT)
  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued and outstanding,                              -

  Common stock, no par value,
  50,000,000 shares authorized,
  2,000,000 shares issued and
  outstanding                                           2,000

  Additional paid in capital                           21,000

  (Deficit) accumulated during
  the development stage                               (33,950)

                                                      (10,950)

                                                     $      -






                                              EXLPEO SOLUTIONS, INC.
                                           (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005,
                                   AND FOR THE PERIOD FROM INCEPTION (MAY 7, 2001)
                                                TO MARCH 31, 2006
                                                    (Unaudited)




                                          Three Months           Three Months
                                          Ended                  Ended                 Inception to
                                          March 31,              March 31,             March 31,
                                          2006                   2005                  2006


REVENUE
  Net sales                              $      -                $       -               $      -

OPERATING COSTS
AND EXPENSES
  General and administrative                1,500                    5,500                 33,950

Net (LOSS)                               $ (1,500)               $  (5,500)              $(33,950)

PER SHARE INFORMATION
(basic and fully diluted)

Weighted average common
shares outstanding                        2,000,000               2,000,000


(Loss) per share                         $ (0.00)                $  (0.00)







                                                  EXPLEO SOLUTIONS, INC.
                                               (A Development Stage Company)
                                                   STATEMENTS OF CASH FLOWS
                                         THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                              AND THE PERIOD FROM INCEPTION (MAY 7, 2001) TO MARCH 31, 2006
                                                        (Unaudited)


                                         Three Months           Three Months
                                         Ended                  Ended               Inception to
                                         March 31,              March 31,           March 31,
                                         2006                   2005                2006

Cash flow from operations:
  Net cash (used in)
  operating activities                    $   -                  $   -               $   (182)

Cash flows from investing
activities:
  Net cash provided by
  investing activities                        -                      -                      -

Cash flows from financing
activities:
Common shares issued for cash                 -                      -                    182
  Net cash provided by
  financing activities                        -                      -                    182

Increase in cash                              -                      -                      -

Cash- beginning of period                     -                      -                      -

Cash- end of period                       $   -                  $   -                $     -

Supplemental Cash Flow
Disclosures:
Cash paid for:
 Interest                                 $   -                  $   -                $     -
 Income taxes                             $   -                  $   -                $     -






                                    EXPLEO SOLUTIONS, INC.
                                (A Development Stage Company)
                                Notes to Financial Statements
                                       March 31, 2006
                                         (Unaudited)
(1)	Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2005, including notes thereto.

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

During the three months ended March 31, 2006 and 2005, affiliates contributed services valued at $1,500 and $1,500 to the capital of the Company.

(4)	Related Party Transactions

During the three months ended March 31, 2006 and 2005, affiliates paid accounts payable aggregating $0 and $4,000 on behalf of the Company. These amounts are included in due to affiliates at March 31, 2006.

(5)	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2006, the Company incurred a net loss of $1,500 and has working capital and stockholder deficits of $10,950 at March 31, 2006. In addition, the Company has no significant revenue generating operations.

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

(6)    Exectuive Compensation

On July 20, 2006, the Company changed its name to Expleo solutions, Inc., and issued 34,000,000 shares of its common stock to its President pursuant to an employment agreement which expires on July 20, 2008.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                             Expleo Solutions, Inc.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MARCH 31, 2006

=====================================
THREE MONTHS ENDING MARCH 31, 2006
=====================================

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

     The Balance Sheet as of 03/31/2006 reflects $0, in assets, and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has $0 in assets, and a Deficit accumulated during the development stage of ($33,950). The Company has also incurred a net loss to date of ($33,950).

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2006, reflects a total asset value of $0. The Company has little cash and no line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2006, through March 31, 2006, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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


                                           Expleo Solutions, Inc.

                                           /s/ Gerard Werner, Esq.

DATE: October 24, 2006                  By: Gerard Werner, Esq.
                                        Title: President





                                EXHIBIT 31.1

                                  CERTIFICATION

I, Gerard Werner, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Expleo
Solutions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respectsthe financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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


Date:  October 24, 2006               /s/ Gerard Werner
                                    ------------------------------
                                    Gerard Werner, President





                                    Exhibit 32.1

                               EXPLEO SOLUTIONS, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Expleo Solutions, Inc.,
(the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerard Werner, Chairman, Chief Executive Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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