Form 10QSB
period 2006-09-30
Expleo Solutions, Inc.
filed 2007-03-27
CIK 1231072

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2006

            Commission file Number                   000-50896


                             EXPLEO SOLUTIONS, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     FLORIDA
                (State or Other Jurisdiction of Incorporation)



                000-50896                              37-1461362
        (Commission File Number)         (I.R.S. Employer Identification Number)



 Regency Towers, 1415 West 22nd Street,
 Tower Floor, Oak Brook, IL                                 60523
 (Address of principal executive offices)                 (Zip Code)


                   Issuer's telephone number:   (630)-684-2250


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

Common Stock, No Par Value - 9,314,000 shares as of September 30, 2006.


ITEM 1.  FINANCIAL STATEMENTS



                               EXPLEO SOLUTIONS, INC.
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS

                    THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005










                                      EXPLEO SOLUTIONS, INC.
                             (Formerly Kohler Capital I Corporation)
                                  (A Development Stage Company)
                                           BALANCE SHEET
                                        SEPTEMBER 30, 2006
                                            (Unaudited)


ASSETS

  CURRENT ASSETS
  Cash                                               $ 31,232

  OTHER ASSETS                                          8,334

                                                     $ 39,556



LIABILTIES AND
STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Advances from affiliates                           $ 10,000
  Accounts payable and
  accrued expenses                                     12,788
  Total current liabilities                            22,788

  STOCKHOLDERS' (DEFICIT)
  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued and outstanding,                              -

  Common stock, no par value,
  50,000,000 shares authorized,
  9,314,000 shares issued and
  outstanding                                         193,000

  Additional paid in capital                          891,100
  Deferred compensation                              (826,675)

  (Deficit) accumulated during
  the development stage                              (240,647)
                                                       16,778

                                                     $ 39,566


See the accompanying notes to the financial statements.



                                               EXPLEO SOLUTIONS, INC.
                                    (Formerly Kohler Capital I Corporation)
                                           (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005,
                                   AND THE PERIOD FROM INCEPTION (MAY 7, 2001)
                                               TO SEPTEMBER 30, 2006
                                                    (Unaudited)




                                      Three Months     Three Months     Nine Months      Nine Months
                                      Ended            Ended            Ended            Ended             Inception to
                                      September 30,    September 30,    September 30,    September 30,     September 30,
                                      2006             2005             2006             2005              2006


REVENUE
  Net sales                            $    -           $    -            $    -           $    -             $    -

OPERATING COSTS
AND EXPENSES
  General and administrative            205,197            1,500           208,197           8,500             240,647

Net (LOSS)                             (205,197)          (1,500)         (208,197)         (8,500)           (240,647)

PER SHARE INFORMATION
(basic and fully diluted)

Weighted average common
shares outstanding                    9,149,655          500,000          3,425,588         500,000


(Loss) per share                      $ (0.02)          $ (0.00)          $ (0.06)          $ (0.02)

See the accompanying notes to the financial statements.







                                                   EXPLEO SOLUTIONS, INC.
                                          (Formerly Kohler Capital I Corporation)
                                               (A Development Stage Company)
                                                   STATEMENTS OF CASH FLOWS
                                         NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                              AND THE PERIOD FROM INCEPTION (MAY 7, 2001) TO SEPTEMBER 30, 2006
                                                         (Unaudited)


                                         Nine Months            Nine Months
                                         Ended                  Ended               Inception to
                                         September 30,          September 30,       September 30,
                                         2006                   2005                2006

Cash flow from operations:
  Net cash (used in)
  operating activities                    $(125,768)              $   -               $   (182)

Cash flows from investing
activities:
  Net cash provided by
  investing activities                        -                       -                      -

Cash flows from financing
activities:
Common shares issued for cash              157,000                    -                    182
  Net cash provided by
  financing activities                     157,000                    -                    182

Increase in cash                            31,232                    -                      -

Cash- beginning of period                     -                       -                      -

Cash- end of period                       $ 31,232                $   -                $     -

Supplemental Cash Flow
Disclosures:
Cash paid for:
 Interest                                  $   -                  $   -                $     -
 Income taxes                              $   -                  $   -                $     -

See the accompanying notes to the financial statements.



Expleo Solutions, Inc.
(Formerly Kohler Capital I, Corporation)
(A Development Stage Company)
Notes to Financial Statements
September 30, 2006
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

(3)	Stockholders' Equity

At inception the Company issued 300,000 shares of common stock for services valued at $1,200 which was charged to operations.

During June 2003 the Company issued 154,500 shares of common stock to affiliates for services valued at $618 which approximates the fair market value of the common shares issued.

In addition, during June 2003 the Company issued 45,500 shares of common stock for cash aggregating $182.

During the nine months ended September 30, 2006 and 2005, affiliates contributed services valued at $3,000 and $4,500 to the capital of the Company.

During July 2006 the Company issued an aggregate of 8,500,000 shares of common stock for services related to an employment agreement valued at $34,000 which will be charged to operations over the term of the agreement.

During July 2006 the Company affected a one for four reverse stock split. All share and per share amounts have been adjusted to reflect this split.

During August and September 2006 the Company issued an aggregate of 314,000 shares of common stock for cash of $157,000 pursuant to a private placement.

(4)	Related Party Transactions

During the nine months ended September 30, 2006 and 2005, affiliates paid accounts payable aggregating $0 and $4,000 on behalf of the Company. These amounts are included in due to affiliates at September 30, 2006.

During July 2006 an affiliate loaned the Company $30,000 for working capital. This advance is due was due on demand and was repaid in September 2006.

During July 2006 the Company entered into a six month consulting agreement with a related party. The agreement calls for the payment of an aggregate of $100,000 over the term of the agreement. Through September 30, 2006, $50,000 has been paid and $8,334 has been recorded as a prepaid expense for the unused portion of the payment.

(5)	Commitments

During July 2006 the Company entered into a 24 month employment agreement calling for the issuance of an aggregate of 8,500,000 shares of common stock as compensation. During July, 2006 the Company issued the 8,500,000 shares. During August 2006 the Company entered into a 24 month employment agreement calling for the issuance of an aggregate of 1,737,200 shares of common stock as compensation. These shares were transferred to this employee by the recipient of the 8,500,000 shares. The shares were valued at their fair market value of $902,600 which will be charged to operations over the term of the agreements.

(6)	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended
September 30, 2006, and from inception to September 30, 2006, the Company incurred net losses of $208,197 and $240,647. In addition, the Company has no significant revenue generating operations.

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

(6)     Subsequent Events

During October through December 2006 the Company issued an aggregate of 156,000 shares of common stock for cash of $78,000 pursuant to a private placement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States
Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", "the Company" and "Expleo" mean Expleo
Solutions, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT.

GENERAL

The Company's business plan strategy continues to focus its intentions on implementing a plan to provide a dynamic Internet based application that is dedicated to providing automated solutions to route digital assets for review, comment and approval. The Company may also enter into exclusive licensing agreements with entities for joint product development and marketing based upon its ability to successfully develop and implement certain proprietary technologies for which the Company may be currently developing intellectual property patents.




CASH REQUIREMENTS

Over the next 24 months the Company will require financing in the amount of $3,000,000 to initiate the deployment of its products and services based on certain marketing efforts currently underway for the U.S. and other markets.

Estimated funding required during the next 24 months:

Development 		                          $    600,000
Marketing 				          $  1,300,000
Operating expenses/working capital                $  1,100,000
                                                  ------------
                                                    ----------
Total                                             $  3,000,000
                                                    ----------

As of September 30, 2006, the Company had working capital in the amount of $31,232. the Company intends to raise additional cash in the amount of $343,000 by January 31, 2007. The Company intends to raise the capital required to meet the Company's immediate short-term needs, as well as the additional capital required to meet the balance of our estimated funding requirements for the next twenty-four months, primarily through private placement and/or through public offering of its securities. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, it will be unable to conduct its operations as planned, and it will not be able to meet its other obligations as they become due. In such event, the Company will be forced to scale down or perhaps even cease its operations.

The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of its current stockholders.

PRODUCT RESEARCH AND DEVELOPMENT

The Company has hired an established Application
Programmer/Designer to develop the software needed to implement the strategies as stated in our Executive Summary and to complete the product development of its proprietary products.


LEASE AGREEMENTS & INVESTMENTS

The Company is currently leasing virtual office space in Oak Brook, Illinois with HQ, a company that provides meeting rooms and network access that fits the schedule of the Company. The Company's lease is month-to-month period, which started in July 2006, which will result in an expense of approximately $1,500 - $1,800 over a one-year period.

The Company intends to invest approximately $12,000 in the second quarter of 2007 in different operating facilities. The Company is looking at relocating to a larger office space in the northwestern suburbs of Chicago. In addition to minimum re-location expenses, the Company intends to purchase computers, software and servers to support its Operations Center and development group, an estimated expense of $50,000.



EMPLOYEES

Currently there are two full-time employees of the Company. The Company expects to recruit an, as yet, unspecified number of part-time and full-time employees over the next 12-month period and also intends to enter into employment or consulting agreements with certain potential key individuals.

GOING CONCERN



The continuation of the Company's business is dependent upon its raising additional capital. The Company intends to raise the additional capital required to assure the Company's continued operations primarily through private placement and through public offering of its securities. The Company's issuance of these additional equity securities could result in a significant dilution in the equity interests of its current stockholders. The Company may also raise additional capital by obtaining bank financing or commercial loans, if available; however, such loans will increase the Company's liabilities and future cash commitments.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurances can be made that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may not increase its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not expect that the adoption of recently issued accounting pronouncements will have a significant impact on our results of operations, financial position or cash flows.

ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, and the realizability of other intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect our estimates.


                          PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

          Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


ITEM 2.  Changes in Securities

	The Company entered into a contract whereby thirty-four (34,000,000) million shares were issued to Kerry LaBant in exchange for intellectual property which he contributed to the Company. Subsequently, the Company's Board of Directors authorized a one-for four (1-4) reverse stock split in July of 2006.
	Additionally, 314,000 shares of common stock were issued pursuant to a private placement offering during the period ended September 30, 2006.


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

          None

ITEM 6.  Other Information

          None

ITEM 7.  Exhibits and Reports on Form 8 K

         a.  Exhibits

         b.  Reports on Form 8 K

             None

INDEX TO EXHIBITS



EXHIBIT      NO      DESCRIPTION




#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares;

#           23.1     Consent of Gerard Werner, Esq.;

x           31.1     Certification pursuant to Sarbanes-Oxley Act;

x           32.1     Certification pursuant to Sarbanes-Oxley Act;

#           99.1     Safe Harbor Compliance Statement

_______________________
x     Filed herewith.

# Incorporated by reference from the Registrant's Registration Statement filed on Form 10-SB on or about August 9, 2004.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           Expleo Solutions, Inc.

                                           /s/ Kerry LaBant

DATE: March 27, 2007                  By: Kerry LaBant
                                        Title: President





                                EXHIBIT 31.1

                                  CERTIFICATION

I, Kerry LaBant, certify that:

1. I have reviewed this quarterly report on Form 10QSB of Expleo
Solutions, Inc.,;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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


Date:  March 27, 2007               /s/ Kerry LaBant
                                    ------------------------------
                                    Kerry LaBant, President





                                    Exhibit 32.1

                              EXPLEO SOLUTIONS, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Expleo Solutions, Inc.,
(the "Company") on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Ken Pavichevich, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Ken Pavichevich
- - - ------------------------
Ken Pavichevich
Chief Executive Officer
March 27, 2007