Form 10KSB
period 2006-12-31
Expleo Solutions, Inc.
filed 2007-09-27
CIK 1231072

FORM 10-KSB

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2006

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


                               630-684-2250
               (Registrant's telephone number, including area code)



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

The aggregate market value of the 1,200,800 shares of Common Stock held by non-affiliates was $0.00 as of December 31, 2006. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the book value of such shares on such date.

As of December 31, 2006, 9,470,000 shares of the issuer's Common
Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents are incorporated by reference into this report:

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

Transitional Small Business Disclosure Format:  Yes [ ]     No [X]


                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS

General

     The Company was incorporated as Kohler Capital I, Corporation, under the laws of the State of Florida on May 7, 2001, as a "blank-check", or "shell" corporation. On July 18, 2006, the Company entered into a transaction in which it issued a controlling block of eight million five hundred thousand (8,500,000) shares to Kerry LaBant in exchange for his intellectual property, specifically known as GO-ADAM, or Automated Digital Assets Management; the Company was subsequently renamed Expleo Solutions, Inc., and a one-for-four (1:4) reverse stock split was then executed.

     Expleo Solutions, Inc. (the "Company") is dedicated to providing automated solutions to route digital assets for review, comment, and approval. The Company believes the market can quickly expand internationally, due to the continuing aspects of global distribution. The product, Go-ADAM, will be Internet based, thus enabling any stakeholder to initiate, and/or review, the artwork/document, anywhere in the world, providing there is access to high speed Internet.

Competition

There are currently three main categories of competition:
1.	Adobe Acrobat, a software installed on each PC which enables stakeholders to comment on PDF's that are then sent to them electronically.

2.	Vendor based routing software, which is basically given to a company for use as long as this company remains a client. If the business relationship is severed, for whatever reason, this company may need to seek a different routing solution.

3.	Proprietary, or an "in-house" developed routing system, specifically developed for that particular company.



Employees

The Company has three full time employees. Kerry LaBant has served President of the Company since July, 2006; and Kenneth Pavichevich has served as Chief Executive Officer since July, 2006. On May 1, 2007, the Company hired Maureen Polte to serve as Vice President of Product
Development.

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


                        ITEM 2.  DESCRIPTION OF PROPERTY


Administrative Offices

     The Company currently maintains an office at 1415 West 22nd
Street, Tower Floor, Oak Brook, IL 60523. The Company's telephone number is (630)-684-2250. The Company's lease is month-to-month period, which started in July 2006, which will result in an expense of approximately $1,500 - $1,800 over a one-year period.


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




CASH REQUIREMENTS

Over the next 24 months the Company will require financing in the amount of $2,000,000 to initiate the deployment of its products and services based on certain marketing efforts currently underway for the U.S. and other markets.

Estimated funding required during the next 24 months:

Development 		                          $    400,000
Marketing 				          $    900,000
Operating expenses/working capital                $    700,000
                                                  ------------
                                                    ----------
Total                                             $  2,000,000
                                                    ----------

As of December 31, 2006, the Company had working capital in the amount of $21,768. The Company intends to raise the capital required to meet the Company's immediate short-term needs, as well as the additional capital required to meet the balance of our estimated funding requirements for the next twenty-four months, primarily through private placement and/or through public offering of its securities; the Company is hopeful that such capital will be supplemented by a revenue stream as early as the fourth quarter of 2007. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, it will be unable to conduct its operations as planned, and it will not be able to meet its other obligations as they become due. In such event, the Company will be forced to scale down or perhaps even cease its operations.

The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of its current stockholders.

PRODUCT RESEARCH AND DEVELOPMENT

The Company has hired an established Software Development Firm to develop the software needed to implement the strategies as stated in our Executive Summary and to complete the product development of its proprietary products.


LEASE AGREEMENTS & INVESTMENTS

The Company is currently leasing virtual office space in Oak Brook, Illinois with HQ, a company that provides meeting rooms and network access that fits the schedule of the Company. The Company's lease is month-to-month period, which started in July 2006, which will result in an expense of approximately $1,500 - $1,800 over a one-year period.

The Company intends to invest approximately $12,000 in the second quarter of 2008 in different operating facilities. The Company is looking at relocating to a larger office space in the northwestern suburbs of Chicago. In addition to minimum re-location expenses, the Company intends to purchase computers, software and servers to support its Operations Center and development group, an estimated expense of $50,000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage. The Company's balance sheet as of December 31, 2006, reflects a current asset value of $21,768, and a total asset value of $21,768.



RESULTS OF OPERATIONS

     During the calendar year 2006, the Company has engaged in no significant operations other than organizational activities, and acquisition of capital. No revenues were received by the Company during this period.

     For the current calendar year, the Company anticipates incurring a loss as a result of organizational expenses, and expenses associated with periodic filings under the Securities Exchange Act of 1934.

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

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2006, the Company incurred a net loss of $62,332. In addition, the Company has no significant assets or revenue generating operations and has working capital and stockholder deficits at December 31, 2006 of $62,332.

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


THE DIRECTORS

The following table sets forth the ages of and positions and offices presently held by each director of the Company.



Name                  Age             Positions Held and Tenure


Kerry Labant           52              President and Director since July, 2006

Kenneth Pavichevich    56              CEO and Director since July, 2006

Corey Ferengul         35              Director since July, 2006

Mary Warmus            45              Director since July, 2006




The Company's Board of Directors initially consists of four members. Each director holds office until the next annual meeting of shareholders and until his/her successor has been elected and qualified. The officers of the Company serve at the discretion of the Board of Directors.


Kerry R. LaBant

Mr. LaBant is a full time employee of Expleo
Solutions, Inc. in positions of President, Treasurer and Secretary.

Mr. LaBant is founder and President of "The Design Consortium", a Chicago based design firm started in 1982. The Company, under his direction, focused on Brand creation and evolvement mainly through consumer product packaging and Brand support materials such as print ads, point of purchase displays and brochures.

Services provided by The Design Consortium include: Discovery - a practice that generates a rich understanding of the needs and resources of the market field; Synthesis - brings together lessons learned in the Discovery process in to a strategic market plan; Delivery - communicates alternatives identified by the Synthesis process, serves potential solutions to clients and potential users, refines the solution, produces and delivers the product.

Mr. LaBant has recently worked on-site at Alberto-Culver Company, a Fortune 500 company, as an independent contractor in the capacity of Project Design Manager. His task was to re-design the $400+ million VO5 Brand, and to supervise the launch of the new design. His responsibilities included Brandmark and package design, identifying and color matching packaging structures, mechanical preparation of all the artwork, gaining content approvals of the artwork from all the stakeholders involved in the project, supervising pre-press and printing of the newly branded packaging and materials.

In addition to Mr. LaBant's 20+ year relationship with Alberto-Culver Company, other clients include Barton Brands, Wilson Sporting Goods, Sara Lee Bakery, S&H Motivation, Quaker Foods and Sanford Corporation, to name a few. Brand names Mr. LaBant has contributed to include VO5, Wilson Pro Staff, Chucke Cheese, Gatorade, Sharpie, TRESemme, Sara Lee, St. Ives, Good Humor, Wilson Tennis, Ford, Mrs. Dash, Chrysler, John Deere, Baderbrau Beer and more.

Mr. LaBant has also been actively involved in such charities as "The Buffalo Prairie Gang Camps" - where terminally ill kids can go, have fun and bond with other kids with similar problems. Other charities include Villa Scalabrini, a home for the elderly, Paul Newman's "Hole In The Wall Gang Camps", Woman's Prentice Hospital and the Chrones and Colitis Foundation.

Mr. LaBant may allot a minimal amount of time at The Design
Consortium, whereby it will in his judgment not interfere with his duties as President, Treasurer and Secretary of Expleo Solutions, Inc.

Mr. LaBant attended the American Academy of Art in Chicago, Illinois.


Kenneth C. Pavichevich

Mr. Pavichevich is a full time employee of Expleo Solutions, Inc.
in the positions of Chief Executive Officer and Chief Financial
Officer.

Mr. Pavichevich is also currently a Managing Member of Kohler Capital Management, LLC, an Oak Brook, Illinois based company that specializes in taking private companies public, domestic and/or foreign, by way of a reverse merger with a SEC reporting, non-trading company that has completed its audit, has zero liabilities and has a clean opinion letter from a SEC qualified CPA firm.

Mr. Pavichevich from 1986 to 1997 was the Founder, Chairman of the Board of Directors, CEO and President of a publicly held company traded on the NASDAQ Exchange, Pavichevich Brewing Company (NASDAQ:BRAU).

He has extensive experience in marketing, sales, strategic planning, securities, contract negotiations and business development. He has traveled on business for over 25 years, including Europe, Japan and Canada and has opened export channels to these same markets. He has been featured in FORBES magazine (September 1992) and has been interviewed by ABC, CBS, NBC, CNN, WGN, and FOX television stations as well as numerous radio stations, newspapers and magazines.

Mr. Pavichevich brought his company public in 1988 with an Initial Public Offering and worked closely with legal (Jenner & Block and Chapman & Cutler) and audit (Deloitte Touche) firms and was responsible for all Securities and Exchange Commission filings and reports. He interviewed and hired the architect, project engineer and general manager to design, build and equip a multi-million dollar, state-of-the-art brewery. He assisted in the research and development of new products and introduced these new products to local, national and international markets and procured distribution in these same markets. He worked closely in all areas of manufacturing and production, from raw materials to packaging to finished products and also worked closely with sales, marketing and advertising.

Prior to 1986, Mr. Pavichevich was the corporate vice president at Torco Oil Company and was active in national and international markets. His responsibilities included sales, marketing, supply, distribution, inventory control and transportation of refined petroleum products. He negotiated product exchanges and trades across the United States with major oil companies and initiated, negotiated and completed Torco Oil Company's first crude oil refining agreement with a major oil company (Unocal).

Mr. Pavichevich may still allot a minimum amount of time with Kohler Capital Management, LLC, whereby it will in no way interfere with his duties as Chief Executive Officer of Expleo Solutions, Inc.

Mr. Pavichevich received a Bachelor of Arts degree from Northern
Illinois University. He was a Political Science major and History minor.


Corey Ferengul

Mr. Ferengul was employed at PLATINUM Technology in the position of Director of Product Integration/Product Manager. Mr. Ferengul was an integral part of the company's growth from $35 million to revenues to nearly $1 billion in revenues and employee growth from 250 employees to nearly 6,000 employees. He managed a $500 million product line that consisted of some 70 software products. He also aided in the acquisition of many software companies. Mr. Ferengul held positions in telesales, in product management, in product marketing, and as the manager of product integration, he was responsible for integrating nearly 15 acquisitions into a single cohesive product line, which was responsible for nearly half of the company's revenue.

Mr. Ferengul was then employed at The META Group, an IT industry analyst firm, in the positions of Senior Vice President and Director. Mr. Ferengul became an industry recognized software expert and was widely published and spoke frequently at industry events. In his role as an analyst, Mr. Ferengul was a retained consultant to many technology companies, including IBM, HP, Microsoft, Veritas, BMC Software, CA, Compuware and Peregrine to name a few. He consulted on product strategy, competitive positioning, and market differentiation as well as needs analysis. This provided extensive insight into the building and the selling of different software products. Mr. Ferengul also wrote extensively on the service provider market, including application service providers, the precursor to what is now called Software as a service. He was twice named Analyst of the year, and was then promoted to manage 1/3 of the analyst organization. In this role, Mr. Ferengul had oversight on research and associated activities for over $30 million in services revenue and over 30 analysts.

Mr. Ferengul was then employed at Infogix (formerly Unitech Systems) as Executive Vice President and Group Leader to manage marketing, product management and industry alliances. This included defining an entire new product vision, market strategy, as well as updating all market facing materials (e.g., web, brochures, datasheets, logo, business cards, and the like). Mr. Ferengul also created the product management role and hired a team of product managers to execute a cohesive product planning process, which included his organization taking ownership for the product vision/roadmap, which yielded several new products during his leadership.

In reporting directly to the CEO, Mr. Ferengul had oversight of all aspects of the organization, including the responsibility for driving product revenue, budgeting, and building a team from 3 to 12 staff members. In addition, he had oversight in the daily operations of company planning, such as compensation planning, facilities, and company wide staffing plan.

Mr. Ferengul has been with Macrovision, a publicly traded company (NASDAQ:MVSN) for the past year. He has recently been promoted into the position of Executive Vice President of Marketing and Solutions. In this role, Mr. Ferengul has worldwide responsibility for the entire marketing organization as well as product management. Functions that fall into his organization include corporate and product strategy, public relations, events, marketing programs, corporate branding and image, and sales enablement. He leads an organization of over 50 people across several geographies. As a direct report to the CEO, Mr. Ferengul is also deeply involved in merger and acquisition activities of Macrovision.

Mr. Ferengul received a Bachelor of Science degree from Illinois State University. He was a Marketing major and a double minor in Business Administration and Communications. He has also completed advanced training in Oracle Database Administration, in Microsoft Systems Engineering and in Unix Systems Administration and also in Pragmatic Marketing's product management.


Mary Warmus

Ms. Warmus is the President & CEO of Kensington Financial Consultants, Inc. Her Practice focuses on the valuation of closely held businesses, their securities and their intellectual property for tax and corporate planning, reorganization, financing and restructuring purposes. KFCI also performs analysis for ESOP formation, mergers and acquisitions and intangible assets, and renders financial opinions on transactional matters including fairness and solvency.

Ms. Warmus has over 18 years of experience valuing closely held businesses and intellectual property for tax and strategic business planning purposes. Her areas of expertise include succession planning, ESOP's, strategic valuation for acquisition and/or divestiture, and business and tax litigation. She has served as an expert witness in both federal bankruptcy court and state court in the domestic relations division. Her principal business valuation experience is in the following sectors: manufacturing, distribution, printing, agriculture, professional services, healthcare, logistics, computer software, computer consulting, and investment holding companies including partnerships. Prior to her career in business valuation, Ms. Warmus was a tax consultant where she focused on research and compliance issues for various corporations, partnerships and high net worth individuals.

Active in a number of professional associations, Ms. Warmus participates in the following organizations: American Institute of Certified Public Accountants; Association for Corporate Growth; Illinois CPA Society - Member of the Executive Committee-Special Services Group, Estate and Gift Conference Task Force/Committee and Business Valuation Conference Task Force/Committee; American Society of Appraisers; Business Valuation Association, Chicago Estate Planning Council; and various civic, religious and charitable organizations.

Ms. Warmus earned her Masters of Business Administration from Loyola University of Chicago in 1991 and her Bachelors of Science in Commerce with a major in Accountancy from DePaul University in 1983 and is a Certified Public Accountant.

Employment Agreements

The Company has entered into two-year employment agreements with Messrs. LaBant and Pavichevich. Pursuant to their employment agreements, Messrs. LaBant and Pavichevich have agreed to safeguard all confidential information of the Company and not to compete with the Company during the term of employment and for one year thereafter. Copies of the employment agreements will be available for review at the Company's office.



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

Non-management directors receive no salary for their services as such, but are entitled to receive reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and a fee of $500.00 per meeting attended.

The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees. The Board of Directors may recommend one or more such programs for adoption in the future.


                         ITEM 10. EXECUTIVE COMPENSATION


The Company's Chief Executive Officer, Kenneth Pavichevich, received compensation for his services of $40,000 over the period of July-December, 2006. Kerry LaBant, the Company's president, received compensation of $35,000 over the same period.




     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 31, 2006, information with respect to the beneficial ownership of the Company's outstanding Common Stock by (i) each director and executive officer of the Company, (ii) all directors and executive officers of the Company as a group, and (iii) each shareholder who was known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.



Name and Address                  Number of      Percent of
                                  Shares Owned   Class Owned
                                  Beneficially


Kerry LaBant                       5,390,000       56.9%

Kenneth Pavichevich                1,889,200       19.9%

Corey Ferengul                       965,000       10.2%

Mary Warmus                           25,000        0.26%



All directors and executive
officers as a group (5 persons)    8,269,200       87.3%



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


			Item 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB will total approximately $16,000 (2005- $10,000).

(b) Audit-Related Fees

During fiscal 2006 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise (2005 - $nil)

(c) Tax Fees

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. In fiscal 2006 we will pay $0 (2005- $nil)


(d) Audit Committees Pre-approval Policy
The audit committee pre-approval policies include annually approving the principal accountants and a detailed review and discussion of the principal accountants current year audit engagement letter and fees estimate.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLEO SOLUTIONS, INC.

By:  /s/ Kerry LaBant

________________________________
KERRY LABANT,
Chairman and President

Date: September 27, 2007


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

/s/ Kerry, LaBant      Director, President    September 27, 2007



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

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements











REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Expleo Solutions, Inc.
(Formerly Kohler Capital I, Corporation)

We have audited the accompanying balance sheet of Expleo Solutions, Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2005 and 2006, and the period from inception (May 7, 2001) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Expleo Solutions, Inc. (A Development Stage Company) as of December 31, 2005, and results of its operations and its cash flows for the years ended December 31, 2005 and 2006, and the period from inception (May 7, 2001) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered losses from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Winter Schenkein & Co., LLP


Denver, Colorado
August 6, 2007




                           EXPLEO SOLUTIONS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEET
                            DECEMBER 31, 2006


                                          ASSETS

CURRENT ASSETS
  Cash                                                          $21,768


LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES

 Due to affilitates                                             $76,667
 Accounts payable and accrued expenses                            7,433

 Total current liabilities                                       84,100


STOCKHOLDERS' (DEFICIT)

  Preferred Stock, no par value, 10,000,000
   shares authorized, none issued and outstanding
  Common Stock, no par value, 50,000,000
   shares authorized, 9,470,000 shares
   issued and outstanding                                      1,139,600
  Additional paid in capital                                      22,500
  Deferred Compensation                                         (637,215)
  (Deficit) accumulated during the development stage            (587,217)
                                                                 (62,332)

                                                                 $21,768






See the accompanying notes to the financial statements.


       F2

                                 EXPLEO SOLUTIONS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS
                   THE YEARS ENDED DECEMBER 31, 2005, AND DECEMBER 31, 2006,
               AND THE PERIOD FROM INCEPTION (MAY 7, 2001) TO DECEMBER 31, 2006


                                         Year Ended           Year Ended        Inception to
                                         December 31,         December 31,      December 31,
                                            2005                 2006              2006




REVENUE
 Net sales                                     $     -             $     -           $     -


OPERATING COSTS AND EXPENSES
 General and administrative                     10,000               554,767           587,217

NET (LOSS)                                    $(10,000)            $(554,767)        $(587,217)


PER SHARE INFORMATION
(basic and fully diluted)
  Weighted average number of
  common shares outstanding                   500,000              4,946,538

(Loss) per share                               $ (0.02)            $ (0.11)

See the accompanying notes to the financial statements.



                              EXPLEO SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' (DEFICIT)
               PERIOD FROM INCEPTION (MAY 7, 2001) TO DECEMBER 31, 2006





                                                                                       (Deficit)
                                                                                      Accumulated
                                                                                      During the
                                  Common Stock            Additional                  Development
                              Shares       Amount       Paid in Capital  Compensation    Stage         Total


Balance at Inception              -            $    -          $   -        $              $    -           $    -
Common shares issued for
services at inception
at $.001 per share               300,000         1,200                                                       1,200
Contributed services                                               500                                         500
Net (loss) for the period                                                                    (1,700)        (1,700)
Balance December 31, 2001        300,000         1,200             500                       (1,700)


Contributed services                                             1,000                                       1,000
Net (loss) for the year                                                                      (2,500)        (2,500)
Balance December 31, 2002        300,000         1,200           1,500                       (4,200)        (1,500)


Common shares issued for
services at $.001 per share       154,500          618                                                         618
Common shares issued for
cash at $.001 per share            45,500          182                                                         182


Contributed services                                             6,000                                       6,000
Net (loss) for the year                                                                      (6,800)        (6,800)
Balance December 31, 2003         500,000       $2,000           7,500                      (11,000)        (1,500)


Contributed services                                             6,000                                       6,000
Net (loss) for the year                                                                     (11,450)       (11,450)
Balance December 31, 2004         500,000       $2,000         $13,500                     $(22,450)       $(6,950)

Contributed services                                             6,000                                       6,000
Net (loss) for the year                                                                     (10,000)       (10,000)
Balance December 31, 2005         500,000       $2,000         $19,500                     $(32,450)       (10,950)

Contributed services                                             3,000                                       3,000
Common shares issed for
services at $.001 per share     8,500,000       34,000                        (34,000)
Common shares issued for
cash at $.50 per share            470,000      235,000                                                     235,000
Common shares subscribed
for services at $.50
per share                                      868,600                       (868,600)
Amortization of deferred
compensation                                                                  265,385                      265,385
Net (loss) for the year                                                                    (554,767)      (554,767)

Balance December 31, 2006       9,470,000    $1,139,600        $22,500      $(637,215)    $(587,217)      $(62,332)




See the accompanying notes to the financial statements.



   		               EXPLEO SOLUTIONS, INC.
		          (A DEVELOPMENT STAGE COMPANY)
			     STATEMENT OF CASH FLOWS
           THE YEARS ENDED DECEMBER 31, 2005, AND DECEMBER 31, 2006, AND
         THE PERIOD FROM INCEPTION (MAY 7, 2001) TO DECEMBER 31, 2006




                                                   Year ended        Year ended         Inception to
                                                   December 31,      December 31,       December 31,
                                                      2005              2006               2006

Cash flow from operations:
Net (loss)                                              $ (10,000)        $(554,767)         $(587,217)
Adjustments to reconcile net (loss) to net
 cash provided by operating activities:
Common shares issued for services                                           902,600            904,418
Deferred compensation                                                      (637,215)          (637,215)
Contribution of services to capital                         6000              3,000             22,500
Payment of expenses by affiliates                           4000                  -             10,000
Changes in assets and liabilities:
Increase in amounts due to affiliates                          -             66,667             66,667
Increase in accounts payable and
  accrued expenses                                             -              6,483              7,433
Net cash (used in) operating activities                                    (213,232)          (213,414)

Cash flows from investing activities:
 Net cash provided by investing activities                     -                  -                  -

Cash flows from financing activities:
Common shares issued for cash                                               235,000            235,182
 Net cash provided by financing activities                                  235,000            235,182

Increase (decrease) in cash                                    -             21,768             21,768

Cash- beginning of period                                      -                  -                  -

Cash- end of period                                          $ -            $21,768            $21,768


Supplemental Cash Flow Disclosures:
Cash paid for:
 Interest                                                    $ -                $ -                $ -
 Income taxes                                                $ -                $ -                $ -


Expleo Solutions, Inc.
(Formerly Kohler Capital I, Corporation)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on May 7, 2001 in the State of Florida as Kohler Capital I Corporation and is in the development stage. The Company changed its name to Expleo Solutions, Inc. during the year and is classified as a blank check company and intends to locate suitable entities with which to merge. The Company has chosen December 31, as a year-end and has had no significant activity from inception to December 31, 2006.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement were effective for the Company beginning with its fiscal year ended
December 31, 2006.

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

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended
APB Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance.
A non monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

In August 2005, the FASB issued SFAS 154, "Accounting Changes and
Error Corrections." This statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement if the pronouncement does not include specific transition provisions, and it changes the requirements for accounting for and reporting them. Unless it is impractical, the statement requires retrospective application of the changes to prior periods' financial statements. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

SFAS 155 - "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" This Statement, issued in February 2006, amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets."

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

This Statement is effective for all financial instruments acquired or issued after the beginning of our fiscal year beginning January 1, 2007.

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

SFAS 156 - "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140"

This Statement, issued in March 2006, amends FASB Statement
No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities.
This Statement:

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

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company's fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending December 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange
Commission ("SEC") SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company's results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company's results of operations or financial position.

Note 2. STOCKHOLDERS' (DEFICIT)

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

During the years ended December 31, 2005 and 2006 and from inception to December 31, 2006, affiliates contributed services valued at $6,000, $3,000 and $22,500 to the capital of the Company.

During July 2006 the Company issued an aggregate of 8,500,000 shares of common stock for services related to an employment agreement valued at $34,000 which will be charged to operations over the term of the agreement. In addition during August 2006 the Company agreed to issue 1,737,200 shares of common stock for services related to an employment agreement with a fair value of $868,600. These shares were subsequently transferred from the 8,500,000 shares issued to the employee described above during October 2006 to this employee. The fair value of $868,600 will be charged to operations over the term of the agreement.

During August 2006 the Company affected a one for four reverse stock split. All share and per share amounts have been adjusted to reflect this split.

From August and to December 2006 the Company issued an aggregate of 470,000 shares of common stock for cash of $235,000 pursuant to a private placement.

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
	     -

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $270,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire in 2026. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2006. The principal difference between the net operating loss for financial reporting purposes and income tax purposes results from the common shares issued for services and the contributed services.

Note 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2006, and from inception to December 31, 2006, the Company incurred net losses of $554,767 and $587,217. In addition, the Company has no significant revenue generating operations and has working capital and stockholder deficits.

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

Note 5. COMMITTMENTS

During July and August 2006 the Company entered into two 24 month employment agreements calling for the issuance of an aggregate of 10,237,200 shares of common stock as compensation. During
July, 2006 the Company issued 8,500,000 of the shares and the balance of the shares were issued in October 2006 via a transfer of a portion of the 8,500,000 shares to the other employee. The shares were valued at their fair market value of $902,600 which will be charged to operations over the term of the agreements. Through December 31, 2006, $265,385 had been charged to operations related to these agreements.

During July 2006 the Company entered into a consulting agreement with an affiliate whereby the Company agreed to pay an aggregate of $100,000 over the 6 month term of the agreement. Through December 31, 2006, $91,667 was charged to operations, $50,000 has been paid on the agreement and $41,667 has been accrued at December 31, 2006. The final payment of $50,000 was due during February 2007 and was extended as follows: $15,000 on June 1, 2007, $15,000 on July 1, 2007 and $20,000 on August 1, 2007.

 Note 6	  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, and from inception to December 31, 2006, affiliates paid accounts payable aggregating
$4,000 and $10,000 on behalf of the Company. These amounts are included in due to affiliates at December 31, 2006.

During July 2006 an affiliate loaned the Company $30,000 for working capital. This advance was due on demand and was repaid in September 2006.

Note 7. SUBSEQUENT EVENTS

Through July 2007 the Company issued an aggregate of 530,000 shares of common stock for cash of $265,000 pursuant to a private placement.






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


Date:  September 27, 2007             /s/ Kerry LaBant
                                    ------------------------------
                                    Kerry LaBant, President





                                 Exhibit 32.1


                              EXPLEO SOLUTIONS, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Expleo Solutions, Inc., (the "Company") on Form 10-KSB for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth Pavichevich, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Kenneth Pavichevich
- - ------------------------
Kenneth Pavichevich
Chief Executive Officer
September 27, 2007